Form 10-Q
period 1996-03-31
REDWOOD EQUIPMENT LEASING INCOME FUND LP
filed 1996-05-10
CIK 857615

FORM 10-Q


                                        SECURITIES AND EXCHANGE COMMISSION

                                              Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1995

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to


For Quarter Ended      September 30, 1995      Commission file number  33-32125

                                Redwood Equipment Leasing Income Fund L.P.
                          (Exact Name of Registrant as Specified in its Charter)


             Delaware                                           52-1650971
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                            Identification Number)



225 East Redwood Street, Baltimore, Maryland                        21202
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's Telephone Number, Including Area Code:        (410) 727-4083


                                                   N/A
                          (Former Name, Former Address, and Former Fiscal Year,
                                      if Changed Since Last Report.)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes     X                                             No

                                    REDWOOD EQUIPMENT LEASING INCOME FUND L.P.



                                                       INDEX


                                                                      Page No.

Part I.    Financial Information


     Item 1.    Financial Statements

                       Balance Sheets                                    1
                       Statements of Operations                          2
                       Statements of Partners' Capital                   3
                       Statements of Cash Flows                          4
                       Notes to Financial Statements                    5-6


     Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations        7-8



Part II.   Other Information


     Item 1. through Item 6.                                             9

     Signatures                                                         10

          REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

                        Balance Sheets
                         (Unaudited)


                                                               March 31,       December 31,
                                                                  1996             1995


Assets

  Cash and cash equivalents                                   $2,544,275      $  2,500,697
  Lease payment and other receivables                             50,061            68,663
  Deposit                                                         10,000            10,000
  Investment in direct finance leases, net                     2,240,003         2,419,556

    Total assets                                              $4,844,339      $  4,998,916


Liabilities and Partners' Capital

  Accounts payable and accrued expenses                       $   11,721      $     16,813
  Amounts due to affiliates                                       19,588            15,910
  Advance rentals                                                 17,199            18,521

    Total liabilities                                             48,508            51,244


  Partners' Capital
    General Partner                                              (76,903)          (73,866)
    Assignor Limited Partner:
      Assignment of limited partnership interests - $25 stated
        value per unit, 401,180 units outstanding              4,871,923         5,020,712
      Limited partnership interests - $25 stated value per
        unit, 40 units outstanding                                   611               626
    Special Limited Partners                                         200               200

    Total partners' capital                                    4,795,831         4,947,672

    Total liabilities and partners' capital                   $4,844,339      $  4,998,916
         See accompanying notes to financial statements

REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

      Statements of Operations
For the three months ended March 31,
            (Unaudited)

                                          1996              1995

Revenues
  Direct finance lease revenue      $        51,796      $ 57,699
  Interest income                            31,581        36,582
  Gain from sale of leased equipment               -       24,285

                                             83,377       118,566


Expenses
  Administrative expenses including
    amounts to related party                 19,491        15,924
  Management fees to advisor                  3,053         5,443
  Professional fees                           4,450         3,500
  Amortization of acquisition and
    organization costs                        3,520         5,174

                                             30,514        30,041


Net earnings                        $        52,863      $ 88,525

Net earnings per unit of assignee
  limited partnership interest      $          0.13      $   0.22



See accompanying notes to financial statements

                -2-

REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

Statements of Partners' Capital
For the three months ended March 31, 1996 and 1995
        (Unaudited)


                              Assignee  Assignor     Special
                              Limited   Limited      Limited       General
                              Partners  Partner      Partners      Partner    Total


Balance at December 31, 1995$5,020,712 $    626 $            200 $ (73,866)$4,947,672

Net earnings                    51,801        5                 -    1,057     52,863

Distributions to partners     (200,590)     (20)                -   (4,094)  (204,704)

Balance at March 31, 1996   $4,871,923 $    611 $            200 $ (76,903)$4,795,831



Balance at December 31, 1994$5,426,614 $    667 $            200 $ (65,582)$5,361,899

Net earnings                    86,745        9                 -    1,771     88,525

Distributions to partners     (200,590)     (20)                -   (4,094)  (204,704)

Balance at March 31, 1995   $5,312,769 $    656 $            200 $ (67,905)$5,245,720



See accompanying notes to financial statements

            -3-

                               REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

                                        Statements of Cash Flows
                                  For the three months ended March 31,
                                              (unaudited)

                                                                                                            1996               1995


Cash flow from operating activities
   Net earnings                                                                                     $        52,863      $   88,525
   Adjustments to reconcile net earnings to net
     cash provided by operating activities
       Amortization of acquisition and
         organization costs                                                                                   3,520           5,174
       Gain from sale of leased equipment                                                                          -        (24,285)
       Changes in assets and liabilities
         Decrease (increase) in lease payment and other receivables                                          18,602          (3,504)
         Decrease in accounts payable and accrued expenses                                                   (5,092)         (7,792)
         Increase in amounts due to affiliates                                                                3,678          10,700
         Decrease in advance rentals                                                                         (1,322)         (1,322)
Net cash provided by operating activities                                                                    72,249          67,496

Cash flows from investing activities-
   principal received on direct finance leases                                                              176,033         195,687

Cash flows from financing activities-
   distributions to partners                                                                               (204,704)       (204,704)


Net increase in cash and cash equivalents                                                                    43,578          58,479

Cash and cash equivalents
   Beginning of period                                                                                    2,500,697       2,645,192

   End of period                                                                                    $     2,544,275      $2,703,671

                                                          See accompanying notes to financial statements

                                                                                              -4-

                                    REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

                                           Notes to Financial Statements
                                                  March 31, 1996
                                                    (Unaudited)


Note 1 - The Partnership and Basis of Preparation

         The accompanying financial statements of Redwood Equipment Leasing Income Fund L.P. (the "Partnership") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The unaudited interim financial information should be read in conjunction with the financial statements contained in the 1995 Annual Report.

Note 2 - New Accounting Pronouncements

         In March 1995, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (Statement 121). Statement 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used and assets to be disposed of. The Partnership adopted Statement 121 during the first quarter of 1996 and the adoption did not have any impact on its financial statements.

Note 3 - Cash and Cash Equivalents

         The Partnership considers all short-term investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents consist of cash, money market accounts and other liquid short term investments and are stated at cost, which approximates market value, at March 31, 1996 and December 31, 1995.

Note 4 - Related Party Transactions

         The Partnership's General Partner earned an asset management fee of $6,141 each quarter (3% of distributions to investors) and received or was due reimbursement of $9,245 and $8,717 for certain costs incurred relating to administrative services for the Partnership for the three months ended March 31, 1996 and 1995, respectively.

         As the management agent, Signet is entitled to an equipment and lease management fee equal to 1.5% of gross lease rental payments as well as a fee for services provided in acquiring and disposing of leased assets. For the three months ended March 31, 1996 and 1995, Signet earned $3,053 and $5,443, respectively in management and disposition fees.

Note 5 - Leases

         Investment in direct finance leases with initial terms ranging from 34 to 82 months at March 31, 1996 and December 31, 1995 includes the following:

                                                                  March 31, 1996       December 31, 1995

          Lease payments receivable                                 $ 1,952,256             $ 2,178,763
          Estimated residual value                                      572,852                 572,852
          Acquisition fees, net                                          28,858                  32,378
          Unearned income                                              (291,407)               (341,881)
          Reserve for residual value loss                               (22,556)                (22,556)
                                                                    $ 2,240,003             $ 2,419,556

          All leases in the Partnership's portfolio are classified as direct finance leases.

                                                      -5-

                                    REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

                                           Notes to Financial Statements
                                                  March 31, 1996
                                                    (Unaudited)

Note 6 - Net Earnings per Unit of Assigned Limited Partnership Interest

          Net earnings per unit of assignee limited partnership interest is disclosed on the Statements of Operations and is based upon 401,180 units outstanding.

Note 7 - Subsequent Events

          In May, 1996, the Partnership will make a cash distribution totaling $204,704 of which 98% will be allocated to assignee limited partners. This distribution will be derived from net cash provided by operating activities and principal payments received on direct finance leases. Holders of assignee limited partnership interests will receive cash distributions of $.50 per $25 unit.

                                    REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Liquidity and Capital Resources

         At March 31, 1996, the Partnership had a working capital position that included cash and cash equivalents of $2,544,275 and accounts payable and accrued expenses of $11,721. The Partnership invests its cash balances in a money market account and other high quality short term investments. The
Partnership initially allocated $100,295 (1% of offering proceeds) as working capital reserves, but has the discretion to increase or decrease reserves as deemed necessary. The unexpended offering proceeds and working capital reserves are sufficient to satisfy the Partnership's liquidity requirements.

         It is anticipated that a substantial portion of the current cash on hand will be used to fund lease acquisitions in future periods.

         Cash and cash equivalents increased $43,578 during the first quarter of 1996. This increase represented the combined effect of $72,249 provided by operating activities, $176,033 received in principal payments on direct finance leases and $204,704 distributed to partners.

         The Partnership made a distribution of $204,704 on February 8, 1996 from funds generated from operations, and principal payments on direct finance leases. This distribution represents an annualized rate of 8% on invested capital and reflects the Partnership's current distribution target.


Results of Operations

         Direct finance lease revenue decreased $5,903 during the first quarter of 1996 as compared to the first quarter of 1995. This slight decrease resulted from scheduled lease terminations during 1995 and an expected decline in the portion of lease payments recognized as revenue (versus return of principal) for existing leases.

         Interest income decreased $5,001 during the first quarter of 1996 as compared to the first quarter of 1995, due primarily to lower interest rates and lower cash balances.

         The Partnership recognized a $24,285 gain from the sale of leased equipment during the first quarter of 1995 resulting from the sale of leased office furniture and computer equipment to EA Engineering. The Partnership also sold the equipment leased to American Health Services (a Shiatuz imaging system) during the first quarter of 1995 for $30,000 or $43,752 less than the original recorded residual value of the equipment. The Partnership reduced its existing reserves as a result of the sale. The Partnership currently has $22,556 in reserves which is deemed sufficient for any future potential losses.

         Total expenses remained consistent during the first quarter of 1996 as compared to the first quarter of 1995. Increases in administrative expenses and professional fees were partially offset by a decreases in amortization expense and management fees to the advisor..

Equipment Lease Acquisitions

         During the first quarter of 1996, the Partnership made no equipment lease acquisitions. The Partnership will continue to review equipment lease proposals and anticipates making additional lease acquisitions in future periods.

                                    REDWOOD EQUIPMENT LEASING INCOME FUND L.P.




PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings

                  Inapplicable

Item 2.     Changes in Securities

                  Inapplicable

Item 3.     Defaults upon Senior Securities

                  Inapplicable

Item 4.     Submission of Matters to a Vote of Security Holders

                  Inapplicable

Item 5.     Other Information

                  Inapplicable

Item 6.     Exhibits and Reports on Form 8-K

                  a)  Exhibits:  None

                  b)  Reports on Form 8-K:    None

                                    REDWOOD EQUIPMENT LEASING INCOME FUND L.P.




                                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  REDWOOD EQUIPMENT LEASING
                                                       INCOME FUND L.P.




DATE: 5/9/96                                      By:  /s/ John M. Prugh
                                                     John M. Prugh
                                                     President and Director
                                                     Redwood Leasing, Inc.
                                                     General Partner



DATE: 5/9/96                                      By: /s/ Timothy M. Gisriel
                                                     Timothy M. Gisriel
                                                     Treasurer
                                                     Redwood Leasing, Inc.
                                                     General Partner