Form 10-Q
period 1996-06-30
REDWOOD EQUIPMENT LEASING INCOME FUND LP
filed 1996-08-09
CIK 857615

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

For the quarterly period ended           June 30, 1996

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to


For Quarter Ended      June 30, 1996      Commission file number  33-32125

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



                                                       INDEX


                                                                      Page No.

Part I.    Financial Information


     Item 1.    Financial Statements

                       Balance Sheets                                    1
                       Statements of Operations                          2
                       Statements of Partners' Capital                   3
                       Statements of Cash Flows                          4
                       Notes to Financial Statements                    5-6


     Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         7



Part II.   Other Information


     Item 1. through Item 6.                                             8

     Signatures                                                          9

          REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

                        Balance Sheets
                         (Unaudited)


                                                                June 30,       December 31,
                                                                  1996             1995
Assets

  Cash and cash equivalents                                   $2,613,541      $  2,500,697
  Lease payment and other receivables                             38,064            68,663
  Deposit                                                         10,000            10,000
  Investment in direct finance leases, net                     2,056,529         2,419,556

    Total assets                                              $4,718,134      $  4,998,916


Liabilities and Partners' Capital

  Accounts payable and accrued expenses                       $   13,262      $     16,813
  Amounts due to affiliates                                       18,152            15,910
  Advance rentals                                                 15,876            18,521

    Total liabilities                                             47,290            51,244


  Partners' Capital
    General Partner                                              (79,403)          (73,866)
    Assignor Limited Partner:
      Assignment of limited partnership interests - $25 stated
        value per unit, 401,180 units outstanding              4,749,448         5,020,712
      Limited partnership interests - $25 stated value per
        unit, 40 units outstanding                                   599               626
    Special Limited Partners                                         200               200

    Total partners' capital                                    4,670,844         4,947,672

    Total liabilities and partners' capital                   $4,718,134      $  4,998,916





        See accompanying notes to financial statements

REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

      Statements of Operations
            (unaudited)

                                     Three Months Ended  Six Months Ended
                                     June 30, June 30,   June 30, June 30,
                                       1996     1995       1996     1995

Revenues
  Direct finance lease revenue      $ 47,915 $ 50,798   $ 99,711 $108,497
  Interest income                     29,843   40,028     61,424   76,610
  Gain from sale of leased equipment  29,516  122,727     29,516  147,012

                                     107,274  213,553    190,651  332,119


Expenses
  Administrative expenses including
    amounts to related party          16,943   20,445     36,434   36,369
  Management fees to advisor           3,054    5,957      6,107   11,400
  Professional fees                    4,000    8,200      8,450   11,700
  Amortization of acquisition and
    organization costs                 3,560    3,015      7,080    8,189

                                      27,557   37,617     58,071   67,658


Net earnings                        $ 79,717 $175,936   $132,580 $264,461


Net earnings per unit of assignee
  limited partnership interest      $   0.19 $   0.43   $   0.32 $   0.65


See accompanying notes to financial statements

REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

Statements of Partners' Capital
For the six months ended June 30, 1996 and 1995
        (Unaudited)

                              Assignee  Assignor     Special
                              Limited   Limited      Limited       General
                              Partners  Partner      Partners      Partner    Total


Balance at December 31, 1995$5,020,712 $    626 $            200 $ (73,866)$4,947,672

Net earnings                   129,915       13                 -    2,652    132,580

Distributions to partners     (401,180)     (40)                -   (8,188)  (409,408)

Balance at June 30, 1996    $4,749,447 $    599 $            200 $ (79,402)$4,670,844



Balance at December 31, 1994$5,426,614 $    667 $            200 $ (65,582)$5,361,899

Net earnings                   259,146       26                 -    5,289    264,461

Distributions to partners     (401,180)     (40)                -   (8,188)  (409,408)

Balance at June 30, 1995    $5,284,580 $    653 $            200 $ (68,481)$5,216,952


See accompanying notes to financial statements

                               REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

                                        Statements of Cash Flows
                                   For the six months ended June 30,
                                              (unaudited)

                                                                                                          1996            1995


Cash flow from operating activities
   Net earnings                                                                                         $  132,580      $  264,461
   Adjustments to reconcile net earnings to net
     cash provided by operating activities
       Amortization of acquisition and
         organization costs                                                                                  7,080           8,189
       Gain from sale of leased equipment                                                                  (29,516)       (147,012)
       Changes in assets and liabilities
         Decrease in lease payment and other receivables                                                    30,599           5,718
         Decrease in accounts payable and accrued expenses                                                  (3,551)         (6,469)
         Increase in amounts due to affiliates                                                               2,242          11,307
         Decrease in advance rentals                                                                        (2,645)         (2,645)

Net cash provided by operating activities                                                                  136,789         133,549

Cash flows from investing activities:
   Principal received on direct finance leases                                                             355,947         346,948
   Termination of direct finance leases                                                                     29,516         242,534

Net cash provided by investing activities                                                                  385,463         589,482

Cash flows from financing activities-
   distributions to partners                                                                              (409,408)       (409,408)


Net increase in cash and cash equivalents                                                                  112,844         313,623

Cash and cash equivalents
   Beginning of period                                                                                   2,500,697       2,645,192

   End of period                                                                                        $2,613,541      $2,958,815



                           See accompanying notes to financial statements

                                    REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

                                           Notes to Financial Statements
                                                   June 30, 1996
                                                    (Unaudited)


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


Note 2 - Cash and Cash Equivalents

         The Partnership considers all short-term investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents consist of cash, money market accounts and other liquid short term investments and are stated at cost, which approximates market value, at June 30, 1996 and December 31, 1995.


Note 3 - Related Party Transactions

         The Partnership's General Partner earned an asset management fee of $6,141 each quarter (3% of distributions to investors) and received or was due reimbursement of $8,025 and $13,530 for certain costs incurred relating to administrative services for the Partnership for the three months ended June 30, 1996 and 1995, respectively.

         As the management agent, Signet is entitled to an equipment and lease management fee equal to 1.5% of gross lease rental payments as well as a fee for services provided in acquiring and disposing of leased assets. For the three months ended June 30, 1996 and 1995, Signet earned $3,054 and $5,957, respectively in management and disposition fees.


Note 4 - Leases

         Investment in direct finance leases with initial terms ranging from 34 to 82 months at June 30, 1996 and December 31, 1995 includes the following:

                                                                   June 30, 1996       December 31, 1995

          Lease payments receivable                                 $ 1,725,751             $ 2,178,763
          Estimated residual value                                      572,852                 572,852
          Acquisition fees, net                                          25,298                  32,378
          Unearned income                                              (244,816)               (341,881)
          Reserve for residual value loss                               (22,556)                (22,556)
                                                                    $ 2,056,529             $ 2,419,556


          In May, 1996, pursuant to the Chapter 11 Plan of Reorganization for Financial News Network ("FNN"), the Partnership received and recorded $29,516 as a net gain from sale of leased equipment from Data Broadcasting Corporation (successor to FNN) as the remaining settlement of the Partnership's Class 2 claim against FNN. The Partnership had written off all receivables relating to this transaction in 1990.

                                    REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

                                           Notes to Financial Statements
                                                   June 30, 1996
                                                    (Unaudited)

Note 4 - Leases - continued

          The partnership has been unable to identify acceptable lease opportunities through the first half of 1996. The Partnership is approaching the end of the Investment Period and prior to the end of 1996 will enter the Liquidation Phase.

          All leases in the Partnership's portfolio are classified as direct finance leases.


Note 5 - Net Earnings per Unit of Assigned Limited Partnership Interest

          Net earnings per unit of assignee limited partnership interest is disclosed on the Statements of Operations and is based upon 401,180 units outstanding.


Note 6 - Subsequent Events

          In August, 1996, the Partnership will make a cash distribution totaling $204,704 of which 98% will be allocated to assignee limited partners. This distribution will be derived from net cash provided by operating activities and principal payments received on direct finance leases. Holders of assignee limited partnership interests will receive cash distributions of $.50 per $25 unit.

                                    REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

                              Management's Discussion and Analysis of Financial
                                        Condition and Results of Operations

Liquidity and Capital Resources

         At June 30, 1996, the Partnership had a working capital position that included cash and cash equivalents of $2,613,541 and accounts payable and accrued expenses of $13,262. The Partnership invests its cash balances in a money market account and other high quality short term investments. The
Partnership initially allocated $100,295 (1% of offering proceeds) as working capital reserves, but has the discretion to increase or decrease reserves as deemed necessary. The unexpended offering proceeds and working capital reserves are sufficient to satisfy the Partnership's liquidity requirements.

         Cash and cash equivalents increased $69,266 during the second quarter of 1996. This increase represented the combined effect of $64,540 provided by operating activities, $179,914 received in principal payments on direct finance leases, $29,516 received as the remaining settlement of the Partnership's claim against an equipment lease to Financial News Network which was reorganized under bankruptcy laws, and $204,704 distributed to partners.

         The Partnership made a distribution of $204,704 on May 10, 1996 from funds generated from operations, and principal payments on direct finance leases. This distribution represents an annualized rate of 8% on invested capital and reflects the Partnership's current distribution target.


Results of Operations

         Direct finance lease revenue decreased $2,883 during the second quarter of 1996 as compared to the second quarter of 1995, and $8,786 during the first six months of 1996 as compared to the first six months of 1995. This slight decrease resulted from scheduled lease terminations and an expected decline in the portion of lease payments recognized as revenue (versus return of principal) for existing leases.

         Interest income decreased $10,185 during the second quarter of 1996 as compared to the second quarter of 1995, and $15,186 during the first six months of 1996 as compared to the first six months of 1995, due primarily to lower interest rates and lower cash balances.

         The Partnership recognized a $29,516 gain from the sale of leased equipment during the second quarter of 1996 resulting from the sale of equipment that had been leased to Financial News Network (FNN). The Partnership had previously written off all receivables relating to this transaction following FNN's bankruptcy filing. In May 1996, the Partnership received $29,516 from Data Broadcasting Corporation (successor to FNN) pursuant to the Chapter 11 Plan of Reorganization. The Partnership currently has $22,556 in reserves which is deemed sufficient for any future potential losses.

         Total expenses decreased by $10,060 during the second quarter of 1996 as compared to the second quarter of 1995, and $9,587 during the first six months of 1996 as compared to the first six months of 1995. The decreases are attributable to reductions in administrative, management and professional fees.


Equipment Lease Acquisitions

         During the second quarter of 1996, the Partnership made no equipment lease acquisitions. The Partnership has not been able to identify new lease transactions which it deems acceptable from a risk and credit standpoint. As noted in prior reports, the Partnership is approaching the end of the Investment Period (period during which the Partnership makes new investments in equipment leases) and prior to the end of 1996 will enter the Liquidation Phase.

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


                                                  REDWOOD EQUIPMENT LEASING
                                INCOME FUND L.P.




DATE: 8/7/96                                      By:  /s/ John M. Prugh
                                                     John M. Prugh
                             President and Director
                              Redwood Leasing, Inc.
                                                     General Partner



DATE: 8/7/96                                      By: /s/ Timothy M. Gisriel
                                                     Timothy M. Gisriel
                                                     Treasurer
                              Redwood Leasing, Inc.
                                                     General Partner