Form 10-Q
period 1996-09-30
REDWOOD EQUIPMENT LEASING INCOME FUND LP
filed 1996-11-12
CIK 857615

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

For the quarterly period ended  September 30, 1996

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to


For Quarter Ended September 30, 1996      Commission file number  33-32125

                                Redwood Equipment Leasing Income Fund L.P.
                          (Exact Name of Registrant as Specified in its Charter)


             Delaware                                           52-1650971
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                            Identification Number)



225 East Redwood Street, Baltimore, Maryland                        21202
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's Telephone Number, Including Area Code:        (410) 727-4083


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

          REDWOOD EQUIPMENT LEASING INCOME FUND L.P.
                       Balance Sheets
                         (Unaudited)

                                                            September 30,   December 31,
                                                               1996            1995

Assets

 Cash and cash equivalents                                 $2,719,367      $2,500,697
 Lease payment and other receivables                           33,098          68,663
 Deposit                                                       10,000          10,000
 Investment in direct finance leases, net                   1,813,453       2,419,556

  Total assets                                             $4,575,918      $4,998,916


Liabilities and Partners' Capital

 Accounts payable and accrued expenses                     $   18,956      $   16,813
 Amounts due to affiliates                                     14,892          15,910
 Advance rentals                                               14,552          18,521

  Total liabilities                                            48,400          51,244


 Partners' Capital
  General Partner                                             (82,269)        (73,866)
  Assignor Limited Partner:
  Assignment of limited partnership interests - $25 stated
    value per unit, 401,180 units outstanding               4,609,002       5,020,712
  Limited partnership interests - $25 stated value per
   unit, 40 units outstanding                                     585             626
  Special Limited Partners                                        200             200

  Total partners' capital                                   4,527,518       4,947,672

  Total liabilities and partners' capital                  $4,575,918      $4,998,916


        See accompanying notes to financial statements

  REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

         Statements of Operations
               (unaudited)

                                         Three Months Ended              Nine Months Ended
                                         September 30,   September 30,    September 30,  September 30,
                                             1996            1995             1996           1995

Revenues
 Direct finance lease revenue           $      43,776  $        49,786   $     143,487  $     158,283
 Interest income                               35,474           38,670          96,898        115,280
 Gain from sale of leased equipment             6,575                 -         36,091        147,012

                                               85,825           88,456         276,476        420,575


Expenses
 Administrative expenses including
  amounts to related party                     13,008           14,806          49,442         51,175
 Management fees to advisor                     4,022            2,996          10,129         14,396
 Professional fees                              4,000              (88)         12,450         11,612
 Amortization of acquisition and
  organization costs                            3,417            3,258          10,497         11,447

                                               24,447           20,972          82,518         88,630


Net earnings                            $      61,378  $        67,484   $     193,958  $     331,945


Net earnings per unit of assignee
 limited partnership interest           $        0.15  $          0.16   $        0.47  $        0.81



  See accompanying notes to financial statements

REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

Statements of Partners' Capital
For the nine months ended September 30, 1996 and 1995
         (Unaudited)

                               Assignee  Assignor     Special
                               Limited   Limited      Limited       General
                               Partners  Partner      Partners      Partner    Total


Balance at December 31, 1995 $5,020,712 $    626 $            200 $ (73,866)$4,947,672

Net earnings                    190,060       19                 -    3,879    193,958

Distributions to partners      (601,770)     (60)                -  (12,282)  (614,112)

Balance at September 30, 1996$4,609,002 $    585 $            200 $ (82,269)$4,527,518



Balance at December 31, 1994 $5,426,614 $    667 $            200 $ (65,582)$5,361,899

Net earnings                    325,274       32                 -    6,639    331,945

Distributions to partners      (601,770)     (60)                -  (12,282)  (614,112)

Balance at September 30, 1995$5,150,118 $    639 $            200 $ (71,225)$5,079,732


See accompanying notes to financial statements

REDWOOD EQUIPMENT LEASING INCOME FUND L.P.
Statements of Cash Flows
For the nine months ended September 30,
(unaudited)


                                                                          1996               1995
Cash flow from operating activities
 Net earnings                                                       $       193,958      $  331,945
 Adjustments to reconcile net earnings to net
  cash provided by operating activities
   Amortization of acquisition and organization costs                        10,497          11,447
   Gain from sale of leased equipment                                       (36,091)       (147,012)
   Changes in assets and liabilities
    Decrease in lease payment and other receivables                          35,565           7,624
    Increase (decrease) in accounts payable and accrued expenses              2,143          (6,987)
    (Decrease) increase in amounts due to affiliates                         (1,018)          4,361
    Decrease in advance rentals                                              (3,969)         (3,969)

Net cash provided by operating activities                                   201,085         197,409

Cash flows from investing activities
 Acquistion of direct finance leases                                               -       (543,914)
 Principal received on direct finance leases                                532,560         512,391
 Termination of direct finance leases                                        99,137         263,334

Net cash provided by investing activities                                   631,697         231,811

Cash flows from financing activities-
 distributions to partners                                                 (614,112)       (614,112)


Net increase (decrease) in cash and cash equivalents                        218,670        (184,892)

Cash and cash equivalents
 Beginning of period                                                      2,500,697       2,645,192

 End of period                                                      $     2,719,367      $2,460,300


See accompanying notes to financial statements

                                    REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

                                           Notes to Financial Statements
                                                September 30, 1996
                                                    (Unaudited)


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


Note 2 - Cash and Cash Equivalents

         The Partnership considers all short-term investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents consist of cash, money market accounts and other liquid short term investments and are stated at cost, which approximates market value, at September 30, 1996 and December 31, 1995.


Note 3 - Related Party Transactions

         The Partnership's General Partner earned an asset management fee of $6,141 each quarter (3% of distributions to investors) and received or was due reimbursement of $5,118 and $7,494 for certain costs incurred relating to administrative services for the Partnership for the three months ended September 30, 1996 and 1995, respectively.

         As the management agent, Signet is entitled to an equipment and lease management fee equal to 1.5% of gross lease rental payments as well as a fee for services provided in acquiring and disposing of leased assets. For the three months ended September 30, 1996 and 1995, Signet earned $4,022 and $2,996, respectively in management and disposition fees.


Note 4 - Leases

         Investment in direct finance leases with initial terms ranging from 34 to 82 months at September 30, 1996 and December 31, 1995 includes the following:

                                                              September 30, 1996       December 31, 1995

          Lease payments receivable                                 $ 1,475,908             $ 2,178,763
          Estimated residual value                                      542,237                 572,852
          Acquisition fees, net                                          21,881                  32,378
          Unearned income                                              (204,017)               (341,881)
          Reserve for residual value loss                               (22,556)                (22,556)
                                                                    $ 1,813,453             $ 2,419,556



          During the third quarter of 1996, one lease expired and another lessee purchased a portion of its equipment prior to the end of its lease. The
Partnership received $69,621 and recorded a gain of $6,575 from these transactions.

                                    REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

                                           Notes to Financial Statements
                                                September 30, 1996
                                                    (Unaudited)


Note 4 - Leases - continued

          The partnership has been unable to identify acceptable lease opportunities through the first nine months of 1996. The Partnership is approaching the end of the Investment Period and prior to the end of 1996 will enter the Liquidation Phase.

          All leases in the Partnership's portfolio are classified as direct finance leases.


Note 5 - Net Earnings per Unit of Assigned Limited Partnership Interest

          Net earnings per unit of assignee limited partnership interest is disclosed on the Statements of Operations and is based upon 401,180 units outstanding.


Note 6 - Subsequent Events

          In November, 1996, the Partnership will make a cash distribution totaling $204,704 of which 98% will be allocated to assignee limited partners. This distribution will be derived from net cash provided by operating activities and principal payments received on direct finance leases. Holders of assignee limited partnership interests will receive cash distributions of $.50 per $25 unit.

                                    REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

                              Management's Discussion and Analysis of Financial
                                        Condition and Results of Operations

Liquidity and Capital Resources

         At September 30, 1996, the Partnership had a working capital position that included cash and cash equivalents of $2,719,367 and accounts payable and accrued expenses of $18,956. The Partnership invests its cash balances in a money market account and other high quality short term investments. The
Partnership initially allocated $100,295 (1% of offering proceeds) as working capital reserves, but has the discretion to increase or decrease reserves as deemed necessary. The unexpended offering proceeds and working capital reserves are sufficient to satisfy the Partnership's liquidity requirements.

         Cash and cash equivalents increased $105,826 during the third quarter of 1996. This increase represented the combined effect of $64,296 provided by operating activities, $176,613 received in principal payments on direct finance leases, $30,000 received from the sale of one of the EA Engineering lease schedules, and $39,621 received as a partial payoff at its booked residual value on the Coca-Cola lease, and $204,704 distributed to partners.

         The Partnership made a distribution of $204,704 on August 9, 1996 from funds generated from operations, and principal payments on direct finance leases. This distribution represents an annualized rate of 8% on invested capital and reflects the Partnership's current distribution target.


Results of Operations

         Direct finance lease revenue decreased $6,010 during the third quarter of 1996 as compared to the third quarter of 1995, and $14,796 during the first nine months of 1996 as compared to the first nine months of 1995. This decrease resulted from scheduled lease terminations and an expected decline in the portion of lease payments recognized as revenue (versus return of principal) for existing leases.

         Interest income decreased $3,196 during the third quarter of 1996 as compared to the third quarter of 1995, and $18,382 during the first nine months of 1996 as compared to the first nine months of 1995, due primarily to lower cash balances.

         The Partnership recognized a $6,575 gain from the sale of leased equipment during the third quarter of 1996 resulting from the sale of equipment on one of the EA Engineering lease schedules. The Partnership currently has $22,556 in reserves which is deemed sufficient for any future potential losses.

         Total expenses increased by $3,475 during the third quarter of 1996 as compared to the third quarter of 1995 due to the timing of expenses. Total expenses decreased $6,112 during the first nine months of 1996 as compared to the first nine months of 1995. The decreases over the nine month period are attributable to reductions in administrative and management fees.


Equipment Lease Acquisitions

         During the third quarter of 1996, the Partnership made no equipment lease acquisitions. The Partnership has not been able to identify new lease transactions which it deems acceptable from a risk and credit standpoint. As noted in prior reports, the Partnership is approaching the end of the Investment Period (period during which the Partnership makes new investments in equipment leases) and prior to the end of 1996 will enter the Liquidation Phase. If the Partnership does not fully invest its cash in acceptable equipment lease transactions prior to the end of the Investment Period, the remaining funds (net of reserves) will be distributed to investors.

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


                                                  REDWOOD EQUIPMENT LEASING
                                                       INCOME FUND L.P.




DATE: 11/8/96                                      By:  /s/ John M. Prugh
                                                     John M. Prugh
                                                     President and Director
                                                     Redwood Leasing, Inc.
                                                     General Partner



DATE: 11/8/96                                      By: /s/ Timothy M. Gisriel
                                                     Timothy M. Gisriel
                                                     Treasurer
                                                     Redwood Leasing, Inc.
                                                     General Partner