Form 10-K
period 1996-12-31
REDWOOD EQUIPMENT LEASING INCOME FUND LP
filed 1997-03-20
CIK 857615

UNITED STATES
                                             SECURITIES AND EXCHANGE COMMISSION

                                                   Washington, D.C.  20549

                                                          FORM 10-K

                  (Mark One)
                  { X }  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                                   For the fiscal year ended December 31, 1996

                                                             OR

                {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                                             For the transition period from to

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

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class        Name of each exchange on which registered

                              None

Securities registered pursuant to section 12(g) of the Act:

                 Assignee Units of Limited Partnership Interests
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     X                                   No

     As of December 31, 1996, there were 401,180 Units of Assignee Limited Partnership Interests held by non-affiliates of the Registrant. Because there is not an established public trading market for the Units, the aggregate market value of the Units held by non-affiliates of the Registrant cannot be calculated.

                                        Documents Incorporated by Reference

     The Annual Report for 1996 is incorporated by reference.

                                    REDWOOD EQUIPMENT LEASING INCOME FUND L.P.




                                                       INDEX




                                                                       Page(s)
Part I.

     Item 1.    Business                                                  3-4
     Item 2.    Properties                                                  4
     Item 3.    Legal Proceedings                                           4
     Item 4.    Submission of Matters to a Vote of Security Holders         4


Part II.


     Item 5.    Market for Registrant's Common Equity
                       and Related Stockholder Matters                      5
     Item 6.    Selected Financial Data                                     5
     Item 7.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                 6-7
     Item 8.    Financial Statements and Supplementary Data                 7
     Item 9.    Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure                   8

Part III.

     Item 10.   Directors and Executive Officers of the Registrant          8
     Item 11.   Executive Compensation                                     8-9
     Item 12.   Security Ownership of Certain Beneficial Owners
                       and Management                                       9
     Item 13.   Certain Relationships and Related Transactions              9


Part IV.


     Item 14.   Exhibits, Financial Statement Schedules and
                       Reports on Form 8-K                                  9

                Signatures                                                 10

                                    REDWOOD EQUIPMENT LEASING INCOME FUND L.P.


                                                      PART I


Item 1.  Business

    Redwood Equipment Leasing Income Fund L. P. (the "Partnership") is a Delaware limited partnership formed in October 1989. The Partnership acquired a portfolio of equipment (the "Equipment") for lease to third parties. At the end of each lease, the Partnership expects to either sell the Equipment or re-lease the Equipment to the same or different lessees.

    The General Partner of the Partnership is Redwood Leasing, Inc., a Maryland corporation.

    Signet Leasing and Financial Corporation ("Signet") is the management agent and is entitled to an equipment and lease management fee equal to 1.5% of gross lease rental payments as well as a fee for services provided in acquiring and disposing of leased assets. During 1994, the Partnership began acquiring new leases from Chesapeake Industrial Leasing Co., Inc. ("Chesapeake"). The Partnership presently has approximately $3,436,000 (original cost) of equipment under leases, representing eight different lessee companies as detailed below.

    A minimum of 80,000 units of assignee limited partnership interests (the "Units") and an increased maximum of 3,000,000 Units were registered under the Securities and Exchange Act of 1933, as amended. Throughout 1990, investors holding 401,180 Units, or $10,029,500 of gross offering proceeds, were recognized on the books of the Partnership.

    The offering proceeds, net of offering related fees, were invested in a money market account, pending disbursement for additional equipment lease acquisitions, working capital requirements or return of capital to investors.

    The principal investment objectives of the Partnership are:

    o to acquire a diversified portfolio of Equipment; o to generate quarterly distributions of cash to the investors; o to reinvest undistributed cash in addition Equipment; and o to realize residual values upon the ultimate sale of the Equipment.

    The General Partner will make all decisions regarding the acquisition, financing, refinancing, leasing, re-leasing and sales of Equipment based, in part, upon the recommendations and advice of Signet or Chesapeake. Potential Equipment investments will be evaluated primarily on the basis of:

    o    the  extent  to  which  the  investment   satisfies  the  Partnership's
         investment objectives, with special emphasis on the economic return to the Partnership,
    o    the creditworthiness of the lessee
    o    the type of Equipment to be purchased and leased.

    During 1996, the equipment under one of the Partnership's leases was sold to its lessee and another lessee purchased a portion of its equipment prior to the end of its lease. The Partnership received $69,621 and recorded a net gain of $6,575 from these transactions. In addition, the Partnership received $29,516 from Data Broadcasting Corporation as the remaining settlement of the Partnership's Class 2 claim initiated in 1990 against Financial News Network ("FNN").

    The Partnership was unable to identify any acceptable lease opportunities during 1996. The Partnership ended the Investment Period and began the
Liquidation Phase (period during which the Partnership's existing lease portfolio matures) prior to the end of 1996.

                                    REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

    At December 31, 1996 the Partnership has equipment subject to the leases summarized below:

                                                                         Remaining
                                    Original              1997 Lease     Lease Term
  Lessee Company                  Equipment Cost           Payments       (Months)           Equipment Type

Bennett Mineral Company, Inc.       $     96,868       $     21,665              29          Automatic baler

Black & Decker Corporation                44,560              4,346               3          Computer equipment

Coca-Cola Bottling Co.                   833,029            132,393              30          Tractors,
Consolidated                                                                                 trailers and
                                                                                             forklifts

Cordula, Inc.                            125,000             35,100              41          Restaurant equipment

EA Engineering Science                   980,036             234,074*          2-20          Computer equipment
and Technology, Inc.                                                                         and office furniture

Heilig-Meyers Company                    557,904            138,655           19-24          Forklifts

Mangione Enterprises                      72,276             17,669              28          Golf course
                                                                                             maintenance
                                                                                             equipment

Virginia Textile                         726,685            138,327            9-11          Commercial
Service, Inc.                                                                                laundering
                                                                                             equipment
                                   -------------      -------------
                                      $3,436,358        $   722,229
                                        ========           ========

      * Annual lease payments reflect the amount due for 1997. This amount will be reduced as each of the five lease schedules terminate.


Item 2.  Properties

     None.


Item 3.  Legal Proceedings

     None.


Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to the security holders for a vote during the last quarter of the fiscal year covered by this report.

                                    REDWOOD EQUIPMENT LEASING INCOME FUND L.P.


                                                      PART II

Item 5.  Market for Registrant's Common Equity and
             Related Stockholder Matters

     An established public trading market for the Units does not exist and the Partnership does not anticipate that a public market will develop. Transfer of Units by an investor may be accommodated under certain terms and conditions. The Partnership Agreement imposes certain limitations on the transfer of Units and may restrict, delay or prohibit a transfer primarily if:

     o the transfer of Units would result in 50% or more of all Units having been transferred by assignment or other within a 12-month period

     o the transfer of Units would cause the Partnership to be treated as a "publicly traded partnership" under Section 7704 and 469K of the Internal Revenue Code

     o the transfer of Units would cause the Partnership to terminate for federal income tax purposes

     An investor desiring to sell his Units will be required to comply with the minimum purchase and retention requirements and investor suitability standards imposed by applicable federal or state securities laws and the minimum purchase and retention requirements imposed by the Partnership. The Partnership will require that such standards by met before the General Partner consents to any transfer of Units.

     In addition, a transfer will not be registered if, immediately thereafter, any transferor not transferring all of his Units, or any transferee, would hold fewer than 200 Units (80 if IRA) or any transferor or transferee would hold a number of Units that is not evenly divisible by four.

     As of December 31, 1996, there were 373 holders of assignee units of limited partnership interests of the registrant, owning an aggregate of 401,220 units.

     The Partnership made cash distributions totaling $818,816 in 1996, 1995 and 1994, $1,023,521 in 1993 and $1,228,224 in 1992.


Item 6.  Selected Financial Data

     Revenues and net earnings information below is for the years ended December 31:

                                        1996            1995             1994            1993        1992

Lease revenue                         $  183,177      $  213,254       $  226,904      $  283,797     $  773,403
Interest income                          133,270         149,421          120,975          93,849        127,509
Net gain from sale of leased
    equipment and marketable
    securities                            36,091         155,569           21,725         131,009        119,808
Net earnings                             246,844         404,589          237,604         274,824        427,129
Net earnings per Unit                        .60             .99              .58             .67           1.04
Total assets                           4,447,393       4,998,916        5,422,827       6,002,579      6,778,184
Partners' capital                      4,375,700       4,947,672        5,361,899       5,943,111      6,691,808
Cash distributions paid per unit            2.00            2.00             2.00            2.50           3.00


     The above selected financial data should be read in conjunction with the financial statements and accompanying notes incorporated by reference in this report.

                                    REDWOOD EQUIPMENT LEASING INCOME FUND L.P.



Item 7.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations

Liquidity and Capital Resources

     At December 31, 1996, the Partnership had a working capital position that included cash and cash equivalents of $2,772,471 and accounts payable and accrued expenses of $18,656. The Partnership invests its cash balances in a money market account and other high quality short term investments. The
Partnership initially allocated $100,295 (1% of offering proceeds) as working capital reserves, but has the discretion to increase or decrease reserves as deemed necessary. The unexpended offering proceeds and working capital reserves are sufficient to satisfy the Partnership's liquidity requirements.

     Cash and cash equivalents increased $271,774 during 1996. This increase represented the combined effect of $280,629 provided by operating activities, $710,824 received in principal payments on direct finance leases, $99,137 received for termination of direct finance leases, and $818,816 distributed to partners.

     During 1995, funds generated from operations and principal received on direct finance leases totaled $262,101 and $692,800, respectively. The sale of leased equipment generated cash proceeds of $263,334. Acquisition of direct finance leases during the year utilized $543,914 and distributions to partners totaled $818,816.

     During 1994, funds generated from operations and principal received on direct finance leases totaled $336,408 and $883,681, respectively. Lease terminations and the sale of leased equipment generated cash proceeds of $529,105. Acquisition of direct finance leases during the year utilized $1,485,885 and distributions to partners totaled $818,816.

     The Partnership makes quarterly distributions from funds generated from operations, principal payments on direct finance leases and proceeds from lease terminations and equipment sales. During 1996, 1995 and 1994 the Partnership made annual distributions totaling $818,816. This distribution represented an annualized rate of 8% on invested capital and reflected the Partnership's annualized target level for distributions.

     During 1996, the Partnership made no equipment lease acquisitions. The Partnership was not able to identify new lease transactions which it deemed acceptable from a risk and credit standpoint. The Partnership has reached the end of the Investment Period (period during which the Partnership makes new investments in equipment leases) and entered the Liquidation Phase during which the remaining funds (net of reserves of approximately $136,000) will be distributed to investors. In March 1997, the Partnership distributed $2,431,636, representing a return of capital of $6.00 per Unit. Future quarterly distributions will be dependent on funds generated from operations, principal payments and proceeds from lease sales.

Results of Operations

     Direct finance lease revenue in 1996 was 14% lower than in 1995. This decrease in direct finance lease revenue also was the result of scheduled lease terminations and an expected decline in the portion of lease payment recognized as revenue (versus return of principal) for existing leases.

     Direct  finance  lease  revenue  in 1995  was 6% lower  than in 1994.  This decrease in direct finance lease revenue resulted from scheduled lease terminations and an expected decline in the portion of lease payments recognized as revenue for existing leases.

      Interest income in 1996 was 11% lower than in 1995, due primarily to lower interest rates in 1996. Interest income in 1995 was 24% higher than in 1994, due primarily to the net effect of higher interest rates and higher average cash and cash equivalent balances in 1995 than in 1994.

                                    REDWOOD EQUIPMENT LEASING INCOME FUND L.P.


Item 7.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations (continued)

Results of Operations (continued)

     The Partnership recognized a $6,575 gain from the sale of leased equipment during 1996 resulting from the sale of equipment on one of the EA Engineering lease schedules. The Partnership also recorded as a net gain $29,516 from the sale of equipment originally leased to Financial News Network. Pursuant to the Partnership's rights as a Class 2 Equipment Lessor under the Chapter 11 Plan of Reorganization for FNN, the Partnership had received a share in a contingent revenue stream. In 1996, the Partnership received $29,516 in final settlement of its claims against FNN, and because the Partnership had previously written off all receivables relating to the FNN transaction recorded the full amount received as a net gain in 1996. The Partnership currently has $22,556 in reserves which is deemed sufficient for any future potential losses.

      During 1995, the Partnership recognized a net gain of $155,569 on the sale of leased equipment. Four of the Partnership's lease schedules with EA Engineering expired in 1995. The Partnership sold all of the equipment under these lease schedules to EA Engineering and recorded a gain on the sales in 1995 of $38,035. The Partnership also recorded as a net gain $117,534 from the sale of equipment originally leased to Financial News Network ("FNN"). Pursuant to the Partnership's rights as a Class 2 Equipment Lessor under the Chapter 11 Plan of Reorganization for FNN, the Partnership had received a share in a contingent revenue stream. In 1995, the Partnership received $117,534 in settlement of its claims against FNN, and (because the Partnership had previously written off all receivables relating to the FNN transaction) recorded the full amount received as a net gain in 1995. Finally, in 1995 the Partnership sold the medical equipment leased to American Health Services for $43,572 less than the original recorded residual value for the equipment; however, because the Partnership had in prior years recorded reserves against the residual value of this equipment, the Partnership reduced its existing reserves for the residual value loss accordingly and no additional gain or loss was recorded on this sale.

     During 1994, the Partnership recognized a net gain of $21,725 on the sale of leased equipment. These gains were the result to the sale of equipment leased to R-Wear, Inc. and Food Barn.

     Total expenses decreased by $7,961 during 1996 as compared to 1995 due to reductions in administrative expenses, management fees and amortization costs. Total expenses in 1995 were $18,345 lower than in 1994, due primarily to decreases in management fees, amortization costs and reserve for residual value loss and partially offset by an increase in administrative expenses.


Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements and Financial Statement Schedules:

                                                Page(s)
                                            Annual Report

Independent Auditors' Report                       5
Balance Sheets                                     6
Statements of Operations                           7
Statements of Partners' Capital                    8
Statements of Cash Flows                           9
Notes to Financial Statements                  10-15

     All financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

                                    REDWOOD EQUIPMENT LEASING INCOME FUND L.P.


Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure

     None.


                                                     PART III

Item 10.  Directors and Executive Officers of the Registrant

     The General Partner of the Partnership is Redwood Leasing, Inc. The Partnership's principal executive offices are located at 225 East Redwood Street, Baltimore, Maryland 21202, telephone (410) 727-4083. The General Partner had primary responsibility for the structure of the Offering and the Partnership. The General Partner is responsible for overseeing the performance of those who contract with the Partnership, as well as making decisions with respect to the financing, sale and liquidation of the Partnership's assets. It also provides all reports to and communications with Investors and others, all distributions and allocations to Investors, the administration of the Partnership's business and all filings with the Securities and Exchange Commission and other federal or state regulatory authorities. The Partnership Agreement provides for the removal of a General Partner and the election of Successor or Additional General Partner by Investors holding a majority in interest of the Units.

     The directors and principal officers of the General Partner are as follows:

     John M. Prugh, age 48, has been a Director and President of the General Partner since 1989, and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1984. Mr. Prugh graduated from Gettysburg College in 1970, and was designated a Certified Property Manager by the Institute of Real Estate Management in 1979. He has worked in property management for H. G. Smithy Co., in Washington, D.C., and Dreyfuss Bros., Inc. in Bethesda, Maryland. Since 1977, Mr. Prugh has been involved in managing, administering, developing and selling real estate investment projects sponsored by Alex. Brown Realty, Inc. and its subsidiaries.

     Peter E. Bancroft, age 44, has been a Director and Vice President of the General Partner since 1989 and Senior Vice President of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1983. Mr. Bancroft graduated from Amherst College in 1974, attended the University of Edinburgh, and received a J.D. degree from the University of Virginia School of Law in 1979. Prior to joining Alex. Brown Realty, Inc. in 1983, Mr. Bancroft held legal positions with Venable, Baetjer and Howard and T. Rowe Price Associates, Inc.

     Terry F. Hall, age 50, has been the Secretary of the General Partner and a Vice President and Secretary of, and Legal Counsel for, Alex. Brown Realty, Inc. since 1989. Mr. Hall graduated from the University of Nebraska- Lincoln in 1968, and received a J.D. degree from the University of Pennsylvania Law School in 1973. Prior to joining Alex. Brown Realty, Inc. in 1986, Mr. Hall was a Partner at the law firm of Venable, Baetjer and Howard from 1981 to 1986 and an associate at the same firm from 1973 to 1981.

     Timothy M. Gisriel, age 40, has been the Treasurer of the General Partner and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1990. He was the Controller of Alex. Brown Realty, Inc. and Armata Financial Corp. from 1984 through 1990. Mr. Gisriel graduated from Loyola College in 1978 and received a Masters of Business Administration degree from the Robert G. Merrick School of Business, University of Baltimore in 1993. Prior to joining Alex. Brown Realty, Inc. in 1984, Mr. Gisriel was an audit supervisor in the Baltimore office of Coopers & Lybrand. He is a Maryland Certified Public Accountant.

     There is no family relationship among the officers and directors of the General Partner.


Item 11.  Executive Compensation

     The officers and directors of the General Partner received no compensation from the Partnership.

                                    REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

     The General Partner is entitled to receive a share of cash distributions and a share of profits and losses as described in the Limited Partnership Agreement, Article IV. (See Note 7, "Partners' Capital" in Item 8. Financial Statements, herein.)

     For a discussion of compensation and fees to which the General Partner is entitled, see Item 13, Certain Relationships and Related Transactions, herein.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

     No person is known to the Partnership to own  beneficially  more than 5% of
the  outstanding   assignee  units  of  limited  partnership   interest  of  the
Partnership.

     The Assignor Limited Partner, Redwood Leasing Holding Company, Inc., an affiliate of the General Partner, holds 40 Units representing a beneficial interest in limited partnership interests in the Partnership. The Units held by the Assignor Limited Partner have all rights attributable to such Units under the Limited Partnership Agreement except that these Units of assignee limited partnership interests are nonvoting.

     The General Partner has a 2% interest in the Partnership as the General Partner, but holds no Units.

     At December 31, 1996, MNC Leasing, a division of MNC Credit Corp held 18,724 Units (an approximate 4.7% investment in the Partnership).

     There are no arrangements, known to the Partnership, the operation of which may, at a subsequent date, result in a change of control of the registrant.


Item 13.   Certain Relationships and Related Transactions

     The General Partner and its affiliates have and are permitted to engage in transactions with the Partnership. For a summary of fees paid during 1996, 1995 and 1994 to the General Partner and its affiliates, see Note 3, "Related Party Transactions", in Item 8, Financial Statements, herein.


                                                      PART IV


Item 14.  Exhibits, Financial Statement Schedules
             and Reports on Form 8-K

     (a) 1. Financial Statements: See Index to Financial Statement and Supplementary Data in Item 8 on page 7, herein.

         2.    Financial Statement Schedules:  None.

         3.    Exhibits:
               (3, 4)Limited Partnership Agreement on pages 1 through 43 of Exhibit A to the Partnership's Registration Statement on Form S-1 (File No. 33-32125) incorporated herein by reference.

               (13)  Annual Report for 1996.

     (b) Reports on Form 8-K:    None.

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



                                                  REDWOOD EQUIPMENT LEASING
                                                          INCOME FUND L.P.


DATE:    3/18/97                           BY:   /s/  John M. Prugh
                                                          John M. Prugh
                                                          President and Director
                                                          Redwood Leasing, Inc.
                                                          General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following in the capacities and on the dates indicated.



DATE:    3/18/97                           BY:   /s/ John M. Prugh
                                                          John M. Prugh
                                                          President and Director
                                                          Redwood Leasing, Inc.
                                                          General Partner


DATE:    3/19/97                           BY:  /s/  Peter E. Bancroft
                                                          Peter E. Bancroft
                                                    Vice President and Director
                                                          Redwood Leasing, Inc.
                                                          General Partner


DATE:    3/19/97                           BY:  /s/  Terry F. Hall
                                                          Terry F. Hall
                                                          Secretary
                                                          Redwood Leasing, Inc.
                                                          General Partner


DATE:    3/18/97                           BY:  /s/  Timothy M. Gisriel
                                                          Timothy M. Gisriel
                                                          Treasurer
                                                          Redwood Leasing, Inc.
                                                          General Partner