Form 10-Q
period 1997-03-31
REDWOOD EQUIPMENT LEASING INCOME FUND LP
filed 1997-05-12
CIK 857615

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

For the quarterly period ended  March 31, 1997

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to


For Quarter Ended   March 31, 1997           Commission file number  33-32125

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

REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

Balance Sheets
(Unaudited)

                                                            March 31,       December 3
                                                               1997            1996


Assets

 Cash and cash equivalents                                 $  314,255      $2,772,471
 Lease payment and other receivables                           36,030          33,098
 Deposit                                                       10,000          10,000
 Investment in direct finance leases, net                   1,449,139       1,631,824

  Total assets                                             $1,809,424      $4,447,393


Liabilities and Partners' Capital

 Accounts payable and accrued expenses                     $   12,520      $   18,656
 Amounts due to affiliates                                     15,113          12,403
 Advance rentals                                               11,907          40,634

  Total liabilities                                            39,540          71,693


 Partners' Capital
  General Partner                                            (113,411)        (85,305)
  Assignor Limited Partner:
  Assignment of limited partnership interests - $25 stated
    value per unit, 401,180 units outstanding               1,882,782       4,460,235
  Limited partnership interests - $25 stated value per
   unit, 40 units outstanding                                     313             570
  Special Limited Partners                                        200             200

  Total partners' capital                                   1,769,884       4,375,700

  Total liabilities and partners' capital                  $1,809,424      $4,447,393



See accompanying notes to financial statements

REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

Statements of Operations
For the three months ended March 31,
(Unaudited)

                                            1997          1996

Revenues
 Direct finance lease revenue            $ 38,603      $ 51,796
 Interest income                           25,372        31,581

                                           63,975        83,377


Expenses
 Administrative expenses including
  amounts to related party                 23,211        19,491
 Management fees to advisor                 2,905         3,053
 Professional fees                          4,000         4,450
 Amortization of acquisition and
  organization costs                        3,334         3,520

                                           33,450        30,514


Net earnings                             $ 30,525      $ 52,863


Net earnings per unit of assignee
 limited partnership interest            $   0.08      $   0.13



See accompanying notes to financial statements

 REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

 Statements of Partners' Capital
 For the three months ended March 31, 1997 and 1996
         (Unaudited)

                                 Assignee    Assignor Special
                                 Limited     Limited  Limited   General
                                 Partners    Partner  Partners  Partner      Total


Balance at December 31, 1996 $   4,460,235 $    570 $    200 $  (85,305)$   4,375,700

Net earnings                        30,217        3                 305        30,525

Distributions to partners
 Operations                       (200,590)     (20)             (4,094)     (204,704)
 Return of capital              (2,407,080)    (240)            (24,317)   (2,431,637)

Balance at March 31, 1997    $   1,882,782 $    313 $    200 $ (113,411)$   1,769,884



Balance at December 31, 1995 $   5,020,712 $    626 $    200 $  (73,866)$   4,947,672

Net earnings                        51,801        5               1,057        52,863

Distributions to partners         (200,590)     (20)             (4,094)     (204,704)

Balance at March 31, 1996    $   4,871,923 $    611 $    200 $  (76,903)$   4,795,831

 See accompanying notes to financial statements

REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

Statements of Cash Flows
For the three months ended March 31,
(Unaudited)

                                                                   1997             1996


Cash flow from operating activities
 Net earnings                                                 $     30,525      $   52,863
 Adjustments to reconcile net earnings to net
  cash provided by operating activities
   Amortization of acquisition and organization costs                3,334           3,520
   Changes in assets and liabilities
    (Increase) decrease in lease payment and other receivables      (2,932)         18,602
    Decrease in accounts payable and accrued expenses               (6,136)         (5,092)
    Increase in amounts due to affiliates                            2,710           3,678
    Decrease in advance rentals                                    (28,727)         (1,322)

Net cash provided by (used in) operating activities                 (1,226)         72,249

Cash flows from investing activities-
 principal received on direct finance leases                       179,351         176,033

Cash flows from financing activities-
 distributions to partners                                      (2,636,341)       (204,704)


Net increase (decrease) in cash and cash equivalents            (2,458,216)         43,578

Cash and cash equivalents
 Beginning of period                                             2,772,471       2,500,697

 End of period                                                $    314,255      $2,544,275

See accompanying notes to financial statements

                                    REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

                                           Notes to Financial Statements
                                                  March 31, 1997
                                                    (Unaudited)


Note 1 - The Partnership and Basis of Preparation

         The accompanying financial statements of Redwood Equipment Leasing Income Fund L.P. (the "Partnership") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The unaudited interim financial information should be read in conjunction with the financial statements contained in the 1996 Annual Report.


Note 2 - Cash and Cash Equivalents

         The Partnership considers all short-term investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents consist of cash, money market accounts and other liquid short term investments and are stated at cost, which approximates market value, at March 31, 1997 and December 31, 1996.


Note 3 - Related Party Transactions

         The Partnership's General Partner earned an asset management fee of $5,344 and $6,141 (3% of distributions to investors) and received or was due reimbursement of $9,250 and $9,245 for certain costs incurred relating to administrative services for the Partnership for the three months ended March 31, 1997 and 1996, respectively.

         As the management agent, Signet is entitled to an equipment and lease management fee equal to 1.5% of gross lease rental payments as well as a fee for services provided in acquiring and disposing of leased assets. For the three months ended March 31, 1997 and 1996, Signet earned $2,905 and $3,053, respectively in management and disposition fees.


Note 4 - Leases

         Investment in direct finance leases with initial terms ranging from 34 to 82 months at March 31, 1997 and December 31, 1996 includes the following:

                                                                  March 31, 1997           December 31, 1996

          Lease payments receivable                               $ 1,044,130                $ 1,259,277
          Estimated residual value                                    542,237                    542,237
          Acquisition fees, net                                        15,182                     18,516
          Unearned income                                            (129,854)                  (165,650)
          Reserve for residual value loss                             (22,556)                   (22,556)

                                                                  $ 1,449,139                $ 1,631,824

          During the first quarter of 1997, the Partnership learned that one of its lessees is in default under the terms of its lease. However, pursuant to the Security Agreement and Assignment of Lease, all rental payments due from this lessee have been guaranteed by the lease originator. The guarantee obligations have been honored by the lease originator and accordingly, the Partnership has timely received all rental payments due under the lease.

          All leases in the Partnership's portfolio are classified as direct finance leases.

                                   REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

                                           Notes to Financial Statements
                                                  March 31, 1997
                                                    (Unaudited)

Note 5 - Net Earnings per Unit of Assigned Limited Partnership Interest

          Net earnings per unit of assignee limited partnership interest is disclosed on the Statements of Operations and is based upon 401,180 units outstanding.


Note 6 - Subsequent Event

          In May 1997, the Partnership will make a cash distribution totaling $178,125 of which 99% will be allocated to assignee limited partners. This distribution will be derived from principal payments received on direct finance leases. Holders of assignee limited partnership interests will receive cash distributions of $.44 per $25 unit.

                   REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Liquidity and Capital Resources

         At March 31, 1997, the Partnership had a working capital position that included cash and cash equivalents of $314,255 and accounts payable and accrued expenses of $12,520. The Partnership invests its cash balances in a money market account. The Partnership is reserving $136,130 as working capital reserves, but has the discretion to increase or decrease reserves as deemed necessary. The unexpended offering proceeds and working capital reserves are sufficient to satisfy the Partnership's liquidity requirements.

         Cash and cash equivalents decreased $2,458,216 during the first quarter of 1997. This decrease represented the combined effect of a loss of $1,226 from operating activities, $179,351 received in principal payments on direct finance leases, and $2,636,341 distributed to partners.

         The Partnership made a distribution of $204,704 on February 10, 1997 from funds generated from operations, and principal payments on direct finance leases. The Partnership made a return of capital distribution of $2,431,637 on March 4, 1997 and increased the total distributions from the Partnership to $8,902,063 to Unitholders or 88.75% of gross offering proceeds.


Results of Operations

         Direct finance lease revenue decreased $13,193 during the first quarter of 1997 as compared to the first quarter of 1996. This decrease resulted from scheduled lease terminations and an expected decline in the portion of lease payments recognized as revenue (versus return of principal) for existing leases.

         Interest income decreased $6,209 during the first quarter of 1997 as compared to the first quarter of 1996, due primarily to lower cash balances after the return of capital distribution.

         Total expenses increased by $2,936 during the first quarter of 1997 as compared to the first quarter of 1996 due to increases in state taxes.

         During the first quarter of 1997, the Partnership learned that one of its lessees is in default under the terms of its lease. However, pursuant to the Security Agreement and Assignment of Lease, all rental payments due from this lessee have been guaranteed by the lease originator. The guarantee obligations have been honored by the lease originator and accordingly, the Partnership has timely received all rental payments due under the lease.


Equipment Lease Acquisitions

         During the first quarter of 1997, the Partnership made no equipment lease acquisitions. As noted in prior reports, the Partnership has entered the Liquidation Phase during which the remaining funds (net of reserves) were distributed to investors. Future quarterly distributions will be dependent on funds generated from operations, principal payments and proceeds from lease sales. The Partnership will distribute $178,125 in May 1997 which was derived primarily from principal payments received during the quarter ended March 31, 1997.

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

                                                  REDWOOD EQUIPMENT LEASING
                                                              INCOME FUND L.P.




DATE:       5/9/97                           By:     /s/   John M.  Prugh
                                                          John M. Prugh
                                                          President and Director
                                                          Redwood Leasing, Inc.
                                                          General Partner



DATE:       5/9/97                           By:     /s/   Timothy M.  Gisriel
                                                          Timothy M. Gisriel
                                                          Treasurer
                                                          Redwood Leasing, Inc.
                                                          General Partner