Form 10-Q
period 1997-06-30
REDWOOD EQUIPMENT LEASING INCOME FUND LP
filed 1997-07-29
CIK 857615

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

For the quarterly period ended  June 30, 1997

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to


For Quarter Ended   June 30, 1997           Commission file number  33-32125

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

REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

Balance Sheets
(Unaudited)

                                                                  June 30,          December 3
                                                                    1997               1996


Assets

 Cash and cash equivalents                                   $        369,300      $2,772,471
 Lease payment and other receivables                                  102,099          33,098
 Deposit                                                                     -         10,000
 Investment in direct finance leases, net                           1,217,167       1,631,824

  Total assets                                               $      1,688,566      $4,447,393


Liabilities and Partners' Capital

 Accounts payable and accrued expenses                       $         14,060      $   18,656
 Amounts due to affiliates                                             18,288          12,403
 Advance rentals                                                       28,386          40,634

  Total liabilities                                                    60,734          71,693


 Partners' Capital
  General Partner                                                    (114,831)        (85,305)
  Assignor Limited Partner:
  Assignment of limited partnership interests - $25 stated
    value per unit, 401,180 units outstanding                       1,742,164       4,460,235
  Limited partnership interests - $25 stated value per
   unit, 40 units outstanding                                             299             570
  Special Limited Partners                                                200             200

  Total partners' capital                                           1,627,832       4,375,700

  Total liabilities and partners' capital                    $      1,688,566      $4,447,393





See accompanying notes to financial statements

REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

Statements of Operations
(Unaudited)

                                                            Three  months  ended
                                                             Six  months   ended
                                                             June  30,  June 30,
                                                             June 30, June 30,
                                                               1997      1996       1997      1996

Revenues
 Direct finance lease revenue                               $ 32,580  $ 47,915   $ 71,183  $ 99,711
 Interest income                                               3,767    29,843     29,139    61,424
 Gain from sale of leased equipment                           29,556    29,516     29,556    29,516

                                                              65,903   107,274    129,878   190,651


Expenses
 Administrative expenses including
  amounts to related party                                    14,279    16,943     37,490    36,434
 Management fees to advisor                                    8,060     3,054     10,965     6,107
 Professional fees                                             4,420     4,000      8,420     8,450
 Amortization of acquisition costs                             3,071     3,560      6,405     7,080

                                                              29,830    27,557     63,280    58,071


Net earnings                                                $ 36,073  $ 79,717   $ 66,598  $132,580


Net earnings per unit of assignee
 limited partnership interest                               $   0.09  $   0.19   $   0.16  $   0.32



See accompanying notes to financial statements

         REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

              Statements of Partners' Capital
      For the six months ended June 30, 1997 and 1996
                        (Unaudited)

                                                              Assignee   Assignor     Special
                                                              Limited    Limited      Limited       General
                                                              Partners   Partner      Partners      Partner      Total


Balance at December 31, 1996                               $  4,460,235 $    570 $            200 $  (85,305)$  4,375,700

Net earnings                                                     65,925        7                 -       666       66,598

Distributions to partners
 Operations                                                    (376,916)     (38)                -    (5,875)    (382,829)
 Return of capital                                           (2,407,080)    (240)                -   (24,317)  (2,431,637)

Balance at June 30, 1997                                   $  1,742,164 $    299 $            200 $ (114,831)$  1,627,832



Balance at December 31, 1995                               $  5,020,712 $    626 $            200 $  (73,866)$  4,947,672

Net earnings                                                    129,915       13                 -     2,652      132,580

Distributions to partners                                      (401,180)     (40)                -    (8,188)    (409,408)

Balance at June 30, 1996                                   $  4,749,447 $    599 $            200 $  (79,402)$  4,670,844


       See accompanying notes to financial statements

REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

Statements of Cash Flows
For the six months ended June 30,
(Unaudited)

                                                                   1997                1996


Cash flow from operating activities
 Net earnings                                                 $     66,598      $        132,580
 Adjustments to reconcile net earnings to net
  cash provided by operating activities
   Amortization of acquisition costs                                 6,405                 7,080
   Gain from sale of leased equipment                              (29,556)              (29,516)
   Changes in assets and liabilities
    (Increase) decrease in lease payment and other receivables     (69,001)               30,599
    Decrease in deposit                                             10,000                      -
    Decrease in accounts payable and accrued expenses               (4,596)               (3,551)
    Increase in amounts due to affiliates                            5,885                 2,242
    Decrease in advance rentals                                    (12,248)               (2,645)

Net cash provided by (used in) operating activities                (26,513)              136,789

Cash flows from investing activities
 Principal received on direct finance leases                       349,308               355,947
 Termination of direct finance leases                               88,500                29,516

Net cash provided by investing activities                          437,808               385,463

Cash flows from financing activities-
 distributions to partners                                      (2,814,466)             (409,408)


Net increase (decrease) in cash and cash equivalents            (2,403,171)              112,844

Cash and cash equivalents
 Beginning of period                                             2,772,471             2,500,697

 End of period                                                $    369,300      $      2,613,541



See accompanying notes to financial statements

                                    REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

                                           Notes to Financial Statements
                                                   June 30, 1997
                                                    (Unaudited)


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


Note 2 - Cash and Cash Equivalents

         The Partnership considers all short-term investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents consist of cash, money market accounts and other liquid short term investments and are stated at cost, which approximates market value, at June 30, 1997 and December 31, 1996.


Note 3 - Related Party Transactions

         The Partnership's General Partner earned an asset management fee of $4,340 and $6,141 (3% of distributable cash distributions to investors) and received or was due reimbursement of $8,885 and $8,025 for certain costs incurred relating to administrative services for the Partnership for the three months ended June 30, 1997 and 1996, respectively.

         As the management agent, Signet is entitled to an equipment and lease management fee equal to 1.5% of gross lease rental payments as well as a fee for services provided in acquiring and disposing of leased assets. For the three months ended June 30, 1997 and 1996, Signet earned $8,060 and $3,054, respectively in management and disposition fees.


Note 4 - Leases

         Investment in direct finance leases with initial terms ranging from 34 to 82 months at June 30, 1997 and December 31, 1996 includes the following:

                                                                   June 30, 1997           December 31, 1996

          Lease payments receivable                              $    844,473                $ 1,259,277
          Estimated residual value                                    483,292                    542,237
          Acquisition fees, net                                        12,111                     18,516
          Unearned income                                            (100,153)                  (165,650)
          Reserve for residual value loss                             (22,556)                   (22,556)

                                                                  $ 1,217,167                $ 1,631,824

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

                                    REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

                                           Notes to Financial Statements
                                                   June 30, 1997
                                                    (Unaudited)

Note 4 - Leases - continued

          During the second quarter of 1997, two lease schedules from one lessee expired. The lessee purchased the equipment for $88,500 from the Partnership resulting in a gain from the sale of leased equipment of $29,556.

          All leases in the Partnership's portfolio are classified as direct finance leases.


Note 5 - Net Earnings per Unit of Assigned Limited Partnership Interest

          Net earnings per unit of assignee limited partnership interest is disclosed on the Statements of Operations and is based upon 401,180 units outstanding.


Note 6 - Subsequent Event

          In August 1997, the Partnership will make a cash distribution totaling $233,170 of which 99% will be allocated to assignee limited partners. This distribution will be derived from principal payments received on direct finance leases and certain other investing activities. Holders of assignee limited partnership interests will receive cash distributions of approximately $.58 per $25 unit.

                                    REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

                             Management's Discussion and Analysis of Financial
                                        Condition and Results of Operations

Liquidity and Capital Resources

         At June 30, 1997, the Partnership had a working capital position that included cash and cash equivalents of $369,300 and accounts payable and accrued expenses of $14,060. The Partnership invests its cash balances in a money market account. The Partnership is reserving $136,130 as working capital reserves, but has the discretion to increase or decrease reserves as deemed necessary. The unexpended offering proceeds and working capital reserves are sufficient to satisfy the Partnership's liquidity requirements

         Cash and cash equivalents increased $55,045 during the second quarter of 1997. This increase represented the combined effect of $25,287 used by operating activities, $169,957 received in principal payments on direct finance leases, $88,500 received upon termination of certain direct finance leases, and $178,125 distributed to partners.

         The Partnership made a distribution of $178,125 on May 13, 1997 from funds generated from principal payments on direct finance leases. This distribution increased the total distributions from the Partnership to $9,078,407 to Unitholders or 90.51% of gross offering proceeds


Results of Operations

         Direct finance lease revenue decreased $15,335 during the second quarter of 1997 as compared to the second quarter of 1996, and $28,528 during the first six months of 1997 as compared to the first six months of 1996. This decrease resulted from scheduled lease terminations and an expected decline in the portion of lease payments recognized as revenue (versus return of principal) for existing leases.

         Interest income decreased $26,076 during the second quarter of 1997 as compared to the second quarter of 1996, and $32,285 during the first six months of 1997 as compared to the first six months of 1996, due primarily to lower cash balances after the return of capital distribution made in March 1997.

     The Partnership recognized a $29,556 gain from the sale of leased equipment during the second quarter of 1997.

         Total expenses increased by $2,273 during the second quarter of 1997 as compared to the second quarter of 1996, and $5,209 during the first six months of 1997 as compared to the first six months of 1996. The increases are primarily attributable to state taxes and disposition fees earned by the Advisor.

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


Equipment Lease Acquisitions

         During the second quarter of 1997, the Partnership made no equipment lease acquisitions. As noted in prior reports, the Partnership has entered the Liquidation Phase during which the remaining funds (net of reserves) were distributed to investors. Future quarterly distributions will be dependent on funds generated from operations, principal payments and proceeds from lease sales. The Partnership will distribute $233,170 in August 1997 which was derived primarily from principal payments and certain other investing activities received during the quarter ended June 30, 1997.

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

                            REDWOOD EQUIPMENT LEASING
                                INCOME FUND L.P.




DATE:       7/29/97                           By:     /s/   John M.  Prugh
                                  John M. Prugh
                                                          President and Director
                                                          Redwood Leasing, Inc.
                                                          General Partner



DATE:       7/29/97                           By:     /s/   Timothy M.  Gisriel
                                                          Timothy M. Gisriel
                                    Treasurer
                              Redwood Leasing, Inc.
                                                         General Partner