Form 10-Q
period 1997-09-30
REDWOOD EQUIPMENT LEASING INCOME FUND LP
filed 1997-11-10
CIK 857615

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

For the quarterly period ended  September 30, 1997

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to


For Quarter Ended  September 30, 1997           Commission file number  33-32125

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

REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

Balance Sheets
(Unaudited)

                                                               September 30,        December 3
                                                                    1997               1996


Assets

 Cash and cash equivalents                                   $        332,611      $2,772,471
 Lease payment and other receivables                                  191,780          33,098
 Deposit                                                                     -         10,000
 Investment in direct finance leases, net                             918,076       1,631,824

  Total assets                                               $      1,442,467      $4,447,393


Liabilities and Partners' Capital

 Accounts payable and accrued expenses                       $         19,177      $   18,656
 Amounts due to affiliates                                             12,526          12,403
 Advance rentals                                                        9,261          40,634

  Total liabilities                                                    40,964          71,693


 Partners' Capital
  General Partner                                                    (117,095)        (85,305)
  Assignor Limited Partner:
  Assignment of limited partnership interests - $25 stated
    value per unit, 401,180 units outstanding                       1,518,121       4,460,235
  Limited partnership interests - $25 stated value per
   unit, 40 units outstanding                                             277             570
  Special Limited Partners                                                200             200

  Total partners' capital                                           1,401,503       4,375,700

  Total liabilities and partners' capital                    $      1,442,467      $4,447,393





See accompanying notes to financial statements

REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

Statements of Operations
(Unaudited)

                                                            Three months ended                Nine months ended
                                                              September 30,    September 30,   September 30,  September 30,
                                                                   1997            1996            1997           1996

Revenues
 Direct finance lease revenue                               $         26,617  $      43,776   $      97,800  $     143,487
 Interest income                                                       4,367         35,474          33,506         96,898
 Gain from sale of leased equipment                                         -         6,575          29,556         36,091

                                                                      30,984         85,825         160,862        276,476


Expenses
 Administrative expenses including
  amounts to related party                                            14,659         13,008          52,149         49,442
 Management fees to advisor                                            2,378          4,022          13,343         10,129
 Professional fees                                                     4,125          4,000          12,545         12,450
 Amortization of acquisition costs                                     2,981          3,417           9,386         10,497

                                                                      24,143         24,447          87,423         82,518


Net earnings                                                $          6,841  $      61,378   $      73,439  $     193,958


Net earnings per unit of assignee
 limited partnership interest                               $           0.02  $        0.15   $        0.18  $        0.47




See accompanying notes to financial statements

         REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

              Statements of Partners' Capital
   For the nine months ended September 30, 1997 and 1996
                        (Unaudited)

                                                              Assignee   Assignor     Special
                                                              Limited    Limited      Limited       General
                                                              Partners   Partner      Partners      Partner      Total


Balance at December 31, 1996                               $  4,460,235 $    570 $            200 $  (85,305)$  4,375,700

Net earnings                                                     72,698        7                 -       734       73,439

Distributions to partners
 Operations                                                    (607,732)     (60)                -    (8,207)    (615,999)
 Return of capital                                           (2,407,080)    (240)                -   (24,317)  (2,431,637)

Balance at September 30, 1997                              $  1,518,121 $    277 $            200 $ (117,095)$  1,401,503



Balance at December 31, 1995                               $  5,020,712 $    626 $            200 $  (73,866)$  4,947,672

Net earnings                                                    190,060       19                 -     3,879      193,958

Distributions to partners                                      (601,770)     (60)                -   (12,282)    (614,112)

Balance at September 30, 1996                              $  4,609,002 $    585 $            200 $  (82,269)$  4,527,518



       See accompanying notes to financial statements

REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

Statements  of Cash Flows
For the nine months ended  September  30,  (Unaudited)

                                                                   1997                1996


Cash flow from operating activities
 Net earnings                                                 $     73,439      $        193,958
 Adjustments to reconcile net earnings to net
  cash provided by operating activities
   Amortization of acquisition costs                                 9,386                10,497
   Gain from sale of leased equipment                              (29,556)              (36,091)
   Changes in assets and liabilities
    (Increase) decrease in lease payment and other receivables     (16,682)               35,565
    Decrease in deposit                                             10,000                      -
    Increase in accounts payable and accrued expenses                  521                 2,143
    Increase (decrease) in amounts due to affiliates                   123                (1,018)
    Decrease in advance rentals                                    (31,373)               (3,969)

Net cash provided by (used in) operating activities                 15,858               201,085

Cash flows from investing activities
 Principal received on direct finance leases                       503,418               532,560
 Termination of direct finance leases                               88,500                99,137

Net cash provided by investing activities                          591,918               631,697

Cash flows from financing activities-
 distributions to partners                                      (3,047,636)             (614,112)


Net increase (decrease) in cash and cash equivalents            (2,439,860)              218,670

Cash and cash equivalents
 Beginning of period                                             2,772,471             2,500,697

 End of period                                                $    332,611      $      2,719,367




See accompanying notes to financial statements

                                    REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

                                           Notes to Financial Statements
                                                September 30, 1997
                                                    (Unaudited)


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


Note 2 - Cash and Cash Equivalents

         The Partnership considers all short-term investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents consist of cash, money market accounts and other liquid short term investments and are stated at cost, which approximates market value, at September 30, 1997 and December 31, 1996.


Note 3 - Related Party Transactions

         The Partnership's General Partner earned an asset management fee of $5,894 and $6,141 (3% of distributable cash distributions to investors) and received or was due reimbursement of $5,920 and $5,118 for certain costs incurred relating to administrative services for the Partnership for the three months ended September 30, 1997 and 1996, respectively.

         As the management agent, Signet is entitled to an equipment and lease management fee equal to 1.5% of gross lease rental payments as well as a fee for services provided in acquiring and disposing of leased assets. For the three months ended September 30, 1997 and 1996, Signet earned $2,378 and $4,022, respectively in management and disposition fees.


Note 4 - Leases

         Investment in direct finance leases with initial terms ranging from 34 to 82 months at September 30, 1997 and December 31, 1996 includes the following:

                                                                September 30, 1997         December 31, 1996

          Lease payments receivable                               $   719,885                $ 1,259,277
          Estimated residual value                                    308,466                    542,237
          Acquisition fees, net                                         9,130                     18,516
          Unearned income                                             (96,849)                  (165,650)
          Reserve for residual value loss                             (22,556)                   (22,556)

                                                                  $   918,076                $ 1,631,824

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

                                    REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

                                           Notes to Financial Statements
                                                September 30, 1997
                                                    (Unaudited)

Note 4 - Leases - continued

          During the third quarter of 1997, two lease schedules expired. In the first transaction, the Partnership and lessee agreed to extend the lease for an additional 24 months with monthly payments of $2,284 payable in advance. At the expiration of the extended term, the lessee has the option of purchasing the equipment at a price equal to the fair market sales value, not to exceed $12,900. In the second transaction, the lessee has agreed to purchase the equipment for the booked residual value of $142,000. The partnership expects to receive the proceeds by year end. No gain from the sale of leased equipment was recorded on either transaction.

          All leases in the Partnership's portfolio are classified as direct finance leases.


Note 5 - Net Earnings per Unit of Assigned Limited Partnership Interest

          Net earnings per unit of assignee limited partnership interest is disclosed on the Statements of Operations and is based upon 401,180 units outstanding.


Note 6 - Subsequent Event

          In November 1997, the Partnership will make a cash distribution totaling $196,481 of which 99% will be allocated to assignee limited partners. This distribution will be derived from principal payments received on direct finance leases and certain other investing activities. Holders of assignee limited partnership interests will receive cash distributions of approximately $.48 per $25 unit.

                                    REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

                            Management's Discussion and Analysis of Financial
                                        Condition and Results of Operations

Liquidity and Capital Resources

         At September 30, 1997, the Partnership had a working capital position that included cash and cash equivalents of $332,611 and accounts payable and accrued expenses of $19,177. The Partnership invests its cash balances in a money market account. The Partnership is reserving $136,130 as working capital reserves, but has the discretion to increase or decrease reserves as deemed necessary. The unexpended offering proceeds and working capital reserves are sufficient to satisfy the Partnership's liquidity requirements

         Cash and cash equivalents decreased $36,689 during the third quarter of 1997. This decrease represented the combined effect of $42,371 provided by operating activities, $154,110 received in principal payments on direct finance leases, and $233,170 distributed to partners.

         The Partnership made a distribution of $233,170 on August 8, 1997 from funds generated from principal payments on direct finance leases. This distribution increased the total distributions from the Partnership to $9,309,245 to Unitholders or 92.81% of gross offering proceeds


Results of Operations

         Direct finance lease revenue decreased $17,159 during the third quarter of 1997 as compared to the third quarter of 1996, and $45,687 during the first nine months of 1997 as compared to the first nine months of 1996. This decrease resulted from scheduled lease terminations and an expected decline in the portion of lease payments recognized as revenue (versus return of principal) for existing leases.

         Interest income decreased $31,107 during the third quarter of 1997 as compared to the third quarter of 1996, and $63,392 during the first nine months of 1997 as compared to the first nine months of 1996, due primarily to lower cash balances after the return of capital distribution made in March 1997.

         Total expenses decreased by $304 during the third quarter of 1997 as compared to the third quarter of 1996, and increased $4,905 during the first nine months of 1997 as compared to the first nine months of 1996. The increase is primarily attributable to state taxes and disposition fees earned by the Advisor.

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


Equipment Lease Acquisitions

         During the third quarter of 1997, two lease schedules expired. In the first transaction, the Partnership and lessee agreed to extend the lease for an additional 24 months with monthly payments of $2,284 payable in advance. At the expiration of the extended term, the lessee has the option of purchasing the equipment at a price equal to the fair market sales value, not to exceed $12,900. In the second transaction, the lessee has agreed to purchase the equipment for the booked residual value of $142,000. The partnership expects to receive the proceeds by year end. No gain from the sale of leased equipment was recorded on either transaction.

         As noted in prior reports, the Partnership has entered the Liquidation Phase during which the remaining funds (net of reserves) were distributed to investors. Future quarterly distributions will be dependent on funds generated from operations, principal payments and proceeds from lease sales. The
Partnership will distribute $196,481 in November 1997 which was derived primarily from cash provided by operating activities and principal payments received during the quarter ended September 30, 1997.

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

                                            REDWOOD EQUIPMENT LEASING
                                               INCOME FUND L.P.




DATE:       11/10/97                           By:     /s/   John M.  Prugh
                                             John M. Prugh
                                             President and Director
                                             Redwood Leasing, Inc.
                                             General Partner



DATE:       11/10/97                           By:     /s/   Timothy M.  Gisriel
                                             Timothy M. Gisriel
                                             Treasurer
                                             Redwood Leasing, Inc.
                                             General Partner