Form 10-K
period 1997-12-31
REDWOOD EQUIPMENT LEASING INCOME FUND LP
filed 1998-03-25
CIK 857615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

    (Mark One)
     { X }  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

                           Yes     X                                   No

     As of December 31, 1997, there were 401,180 Units of Assignee Limited Partnership Interests held by non-affiliates of the Registrant. Because there is not an established public trading market for the Units, the aggregate market value of the Units held by non-affiliates of the Registrant cannot be calculated.

                                        Documents Incorporated by Reference

     The Annual Report for 1997 is incorporated by reference.

                                    REDWOOD EQUIPMENT LEASING INCOME FUND L.P.



                                                       INDEX


                                                                                                   Page(s)
Part I.

     Item 1.    Business                                                                               3-4
     Item 2.    Properties                                                                               4
     Item 3.    Legal Proceedings                                                                        4
     Item 4.    Submission of Matters to a Vote of Security Holders                                      4


Part II.


     Item 5.    Market for Registrant's Common Equity
                       and Related Stockholder Matters                                                   5
     Item 6.    Selected Financial Data                                                                  5
     Item 7.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                             6-7
     Item 8.    Financial Statements and Supplementary Data                                              7
     Item 9.    Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure                                                8

Part III.

     Item 10.   Directors and Executive Officers of the Registrant                                       8
     Item 11.   Executive Compensation                                                                   9
     Item 12.   Security Ownership of Certain Beneficial Owners
                       and Management                                                                    9
     Item 13.   Certain Relationships and Related Transactions                                           9


Part IV.


     Item 14.   Exhibits, Financial Statement Schedules and
                       Reports on Form 8-K                                                               9

                Signatures                                                                              10


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

     The General Partner of the Partnership is Redwood Leasing, Inc., a Maryland corporation.

    First Union Commercial Corporation, successor to Signet Leasing and Financial Corporation ("Signet") was the management agent and was entitled to an equipment and lease management fee equal to 1.5% of gross lease rental payments as well as a fee for services provided in acquiring and disposing of leased assets through February 1998. Beginning in March 1998, Chesapeake Industrial Leasing Co., Inc. ("Chesapeake") became the management agent and is entitled to an equipment and management fee of $50 per month per lease schedule plus a $500 start up fee. The Partnership presently has approximately $2,086,000 (original cost) of equipment under leases, representing six different lessee companies as detailed below.

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

    In 1997, four lease schedules from two lessees expired and another lessee purchased a portion of its equipment prior to the end of its lease. The Partnership sold the equipment from two lease schedules for $88,500 to a lessee and recorded a net gain from the sale of leased equipment of $29,556. In the other transactions, the Partnership sold the equipment under lease for $253,883 and recorded a net gain from the sale of leased equipment of $17,885. The proceeds from these sales were received in January 1998.

    In  1997,  the  Partnership  ended  the  Investment  Period  and  began  the
Liquidation Phase (period during which the Partnership's existing lease portfolio matures). The Partnership made a liquidating distribution (net of reserves of approximately $136,000) totaling $2,431,636 in March 1997. Future quarterly distributions will be dependent on funds generated from operations, principal payments and proceeds from lease sales.

                                    REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

     At December 31, 1997 the Partnership has equipment subject to the leases summarized below:

                                                                                       Remaining
                                    Original              1998 Lease     Lease Term
  Lessee Company                  Equipment Cost           Payments       (Months)           Equipment Type

Bennett Mineral Company, Inc.       $     96,868       $     21,665              17          Automatic baler

Coca-Cola Bottling Co.                   613,453            105,051              18          Tractors, trailers
Consolidated                                                                                 and forklifts

Cordula, Inc.                            125,000             35,100              29          Restaurant equipment

EA Engineering Science                   620,750             112,974*          5-20          Computer equipment
and Technology, Inc.                                                                         and office furniture

Heilig-Meyers Company                    557,904             96,289            7-12          Forklifts

Mangione Enterprises                      72,276             17,669              16          Golf course
                                                                                             maintenance
                                                                                             equipment
                                   -------------      -------------
                                      $2,086,251        $   388,748
                                        ========           ========

      * Annual lease payments reflect the amount due for 1998. This amount will be reduced as each of the three lease schedules terminate.


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

     As of December 31, 1997, there were 378 holders of assignee units of limited partnership interests of the registrant, owning an aggregate of 401,220 units.

     The Partnership made cash distributions totaling $3,244,116 in 1997, $818,816 in 1996, 1995 and 1994, and $1,023,521 in 1993.


Item 6.  Selected Financial Data

Revenues and net earnings information below is for the years ended December 31:

                                            1997        1996             1995            1994           1993

Direct finance lease revenue           $ 122,354      $  183,177       $  213,254      $  226,904     $  283,797
Interest income                           37,756         133,270          149,421         120,975         93,849
Net gain from sale of leased
    equipment and marketable
    securities                            47,441          36,091          155,569          21,725        131,009
Net earnings                             104,185         246,844          404,589         237,604        274,824
Net earnings per Unit                        .26             .60              .99             .58            .67
Total assets                           1,270,331       4,447,393        4,998,916       5,422,827      6,002,579
Partners' capital                      1,235,769       4,375,700        4,947,672       5,361,899      5,943,111
Cash distributions paid per unit            8.00            2.00             2.00            2.00           2.50

     The above selected financial data should be read in conjunction with the financial statements and accompanying notes incorporated by reference in this report.

                                    REDWOOD EQUIPMENT LEASING INCOME FUND L.P.


     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     At December 31, 1997, the Partnership had a working capital position that included cash and cash equivalents of $258,532 and accounts payable and accrued expenses of $16,765. The Partnership invests its cash balances in a money market account. The Partnership is reserving $136,130 as working capital reserves, but has the discretion to increase or decrease reserves as deemed necessary. The working capital reserves are sufficient to satisfy the Partnership's liquidity requirements.

     Cash and cash equivalents decreased $2,513,939 during 1997. This decrease represented the combined effect of $38,005 provided by operating activities, $603,672 received in principal payments on direct finance leases, $88,500 received for termination of direct finance leases, and $3,244,116 distributed to partners.

     During 1996, funds generated from operations and principal received on direct finance leases totaled $280,629 and $710,824, respectively. The sale of leased equipment generated cash proceeds of $99,137. Distributions to partners totaled $818,816.

     During 1995, funds generated from operations and principal received on direct finance leases totaled $262,101 and $692,800, respectively. The sale of leased equipment generated cash proceeds of $263,334. Acquisition of direct finance leases during the year utilized $543,914 and distributions to partners totaled $818,816.

     The Partnership makes quarterly distributions from funds generated from operations, principal payments on direct finance leases and proceeds from lease terminations and equipment sales. During 1997 the Partnership made annual distributions totaling $3,244,116. During 1996 and 1995 the Partnership made annual distributions totaling $818,816, an annualized rate of 8% on invested capital.

     During 1997, the Partnership made no equipment lease acquisitions. As noted in prior reports, the Partnership has entered the Liquidation Phase during which the remaining funds (net of reserves) were distributed to investors. In February 1998, the Partnership distributed $122,401, representing a return of capital of $.30 per Unit. Future quarterly distributions will be dependent on funds generated from operations, principal payments and proceeds from lease sales.

Results of Operations

     Direct finance lease revenue in 1997 was 33% lower than in 1996, which was 14% lower than in 1995. These decreases in direct finance lease revenue were the result of scheduled lease terminations and an expected decline in the portion of lease payment recognized as revenue (versus return of principal) for existing leases.

      Interest income in 1997 was 72% lower than in 1996, due primarily to lower cash balances after the return of capital distribution made in March 1997. Interest income in 1996 was 11% lower than in 1995, due primarily to lower interest rates in 1996.

     During the first quarter of 1997, the Partnership learned that one of its lessees was in default under the terms of its lease. However, pursuant to the Security Agreement and Assignment of Lease, all rental payments due from this lessee have been guaranteed by the lease originator. The guarantee obligations have been honored by the lease originator and accordingly, the Partnership has timely received all rental payments due under the lease. In 1997, four lease schedules from two lessees expired and another lessee purchased a portion of its equipment prior to the end of its lease. The Partnership sold the equipment from two lease schedules for $88,500 to a lessee and recorded a net gain from the sale of leased equipment of $29,556. In the other transactions, the Partnership sold the equipment under lease for $253,883 and recorded a net gain from the sale of leased equipment of $17,885. The proceeds from these sales were received in January 1998. The Partnership currently has $22,556 in reserves which is deemed sufficient for any future potential losses.

                                    REDWOOD EQUIPMENT LEASING INCOME FUND L.P.



     Item 7.  Management's  Discussion  and Analysis of Financial  Condition and
                    Results of Operations (continued)
Results of Operations (continued)

     During 1996, the Partnership recognized a $6,575 gain from the sale of leased equipment resulting from the sale of equipment on one of the EA Engineering lease schedules. The Partnership also recorded as a net gain $29,516 from the sale of equipment originally leased to Financial News Network ("FNN"). Pursuant to the Partnership's rights as a Class 2 Equipment Lessor under the Chapter 11 Plan of Reorganization for FNN, the Partnership had received a share in a contingent revenue stream. This is the final settlement of its claims against FNN, and (because the Partnership had previously written off all receivables relating to the FNN transaction) the full amount received in 1996 was recorded as a net gain.

      During 1995, the Partnership recognized a net gain of $155,569 on the sale of leased equipment. Four of the Partnership's lease schedules with EA Engineering expired in 1995. The Partnership sold all of the equipment under these lease schedules to EA Engineering and recorded a gain on the sales in 1995 of $38,035. The Partnership also recorded as a net gain $117,534 from the sale of equipment originally leased to FNN. Pursuant to the Partnership's rights as a Class 2 Equipment Lessor under the Chapter 11 Plan of Reorganization for FNN, the Partnership had received a share in a contingent revenue stream. In 1995, the Partnership received $117,534 in settlement of its claims against FNN, and (because the Partnership had previously written off all receivables relating to the FNN transaction) recorded the full amount received as a net gain in 1995. Finally, in 1995 the Partnership sold the medical equipment leased to American Health Services for $43,572 less than the original recorded residual value for the equipment; however, because the Partnership had in prior years recorded reserves against the residual value of this equipment, the Partnership reduced its existing reserves for the residual value loss accordingly and no additional gain or loss was recorded on this sale.

     Total expenses decreased by $2,328 during 1997 as compared to 1996 due to reductions in professional fees and amortization costs. Total expenses during 1996 decreased by $7,961 as compared to 1995 due to reductions in administrative expenses, management fees and amortization costs.

Year 2000

     Management  has  initiated  an  enterprise-wide   program  to  prepare  the
Partnership's computer systems and applications for the year 2000. The Partnership expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. A significant proportion of these costs are not likely to be incremental costs to the Partnership, but rather will represent the redeployment of existing information technology resources.

Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements and Financial Statement Schedules:

                                                Page(s)
                                            Annual Report

Independent Auditors' Report                       2
Balance Sheets                                     3
Statements of Operations                           4
Statements of Partners' Capital                    5
Statements of Cash Flows                           6
Notes to Financial Statements                    7-11

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

     The directors and principal officers of the General Partner are as follows:

     John M. Prugh, age 49, has been a Director and President of the General Partner since 1989, and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1984. Mr. Prugh graduated from Gettysburg College in 1970, and was designated a Certified Property Manager by the Institute of Real Estate Management in 1979. He has worked in property management for H. G. Smithy Co., in Washington, D.C., and Dreyfuss Bros., Inc. in Bethesda, Maryland. Since 1977, Mr. Prugh has been involved in managing, administering, developing and selling real estate investment projects sponsored by Alex. Brown Realty, Inc. and its subsidiaries.

     Peter E. Bancroft, age 45, has been a Director and Vice President of the General Partner since 1989 and Senior Vice President of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1983. Mr. Bancroft graduated from Amherst College in 1974, attended the University of Edinburgh, and received a J.D. degree from the University of Virginia School of Law in 1979. Prior to joining Alex. Brown Realty, Inc. in 1983, Mr. Bancroft held legal positions with Venable, Baetjer and Howard and T. Rowe Price Associates, Inc.

     Terry F. Hall, age 51, has been the Secretary of the General Partner and a Vice President and Secretary of, and Legal Counsel for, Alex. Brown Realty, Inc. since 1989. Mr. Hall graduated from the University of Nebraska- Lincoln in 1968, and received a J.D. degree from the University of Pennsylvania Law School in 1973. Prior to joining Alex. Brown Realty, Inc. in 1986, Mr. Hall was a Partner at the law firm of Venable, Baetjer and Howard from 1981 to 1986 and an associate at the same firm from 1973 to 1981.

     Timothy M. Gisriel, age 41, has been the Treasurer of the General Partner and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1990. He was the Controller of Alex. Brown Realty, Inc. and Armata Financial Corp. from 1984 through 1990. Mr. Gisriel graduated from Loyola College in 1978 and received a Masters of Business Administration degree from the Robert G. Merrick School of Business, University of Baltimore in 1993. Prior to joining Alex. Brown Realty, Inc. in 1984, Mr. Gisriel was an audit supervisor in the Baltimore office of Coopers & Lybrand. He is a Maryland Certified Public Accountant.

    There is no family relationship among the officers and directors of the General Partner.

                                    REDWOOD EQUIPMENT LEASING INCOME FUND L.P.

Item 11.  Executive Compensation

     The officers and directors of the General Partner received no compensation from the Partnership.

     The General Partner is entitled to receive a share of cash distributions and a share of profits and losses as described in the Limited Partnership Agreement, Article IV. (See Note 6, "Partners' Capital" in Item 8. Financial Statements, herein.)

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

     At December 31, 1997, MNC Leasing, a division of MNC Credit Corp held 18,724 Units (an approximate 4.7% investment in the Partnership).

     There are no arrangements, known to the Partnership, the operation of which may, at a subsequent date, result in a change of control of the registrant.


Item 13.   Certain Relationships and Related Transactions

     The General Partner and its affiliates have and are permitted to engage in transactions with the Partnership. For a summary of fees paid during 1997, 1996 and 1995 to the General Partner and its affiliates, see Note 3, "Related Party Transactions", in Item 8, Financial Statements, herein.


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

               (13)  Annual Report for 1997.

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



                                    REDWOOD EQUIPMENT LEASING
                                        INCOME FUND L.P.



DATE:      3/25/98                  BY:    /s/   John M. Prugh
                                            John M. Prugh
                                            President and Director
                                            Redwood Leasing, Inc.
                                            General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following in the capacities and on the dates indicated.



DATE:       3/25/98                  BY:    /s/  John M. Prugh
                                             John M. Prugh
                                             President and Director
                                             Redwood Leasing, Inc.
                                             General Partner


DATE:       3/25/98                  BY:    /s/  Peter E. Bancroft
                                             Peter E. Bancroft
                                             Vice President and Director
                                             Redwood Leasing, Inc.
                                             General Partner


DATE:       3/25/98                  BY:    /s/  Terry F. Hall
                                             Terry F. Hall
                                             Secretary
                                             Redwood Leasing, Inc.
                                             General Partner


DATE:       3/25/98                  BY:    /s/  Timothy M. Gisriel
                                             Timothy M. Gisriel
                                             Treasurer
                                             Redwood Leasing, Inc.
                                             General Partner